Form 10-Q
period 2025-09-30
Spring Valley Acquisition Corp. III
filed 2025-11-13
CIK 2074850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2025 and for the period from March 12, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2025 and for the period from March 12, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 12, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

Assets
Current assets
Cash and cash equivalents	$1,185,609
Prepaid expenses	26,687
Total current assets	1,212,296
Investments held in Trust Account	230,585,241
Total Assets	$231,797,537

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000
Accrued expenses	52,528
Total current liabilities	127,528
Deferred underwriting fee	9,200,000
Total Liabilities	9,327,528

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.03 per share	230,585,241

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding	767
Additional paid-in capital	—
Accumulated deficit	(8,115,999)
Total Shareholders’ Deficit	(8,115,232)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$231,797,537

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period
		from
		March 12,
	Three	2025
	Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2025	2025
General and administrative expenses	$145,176	$161,796
Loss from operations	(145,176)	(161,796)

Other income:
Interest earned on investments held in Trust Account	585,241	585,241

Net income	$440,065	$423,445

Basic weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,318,681	2,846,535
Basic net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.03	$0.04
Basic average shares outstanding of Class B ordinary shares not subject to redemption	6,941,392	6,790,429
Basic net income per ordinary share, Class B ordinary shares not subject to redemption	$0.03	$0.04
Diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,318,681	2,846,535
Diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.03	$0.04
Diluted weighted average shares outstanding of Class B ordinary shares not subject to redemption	7,666,667	7,117,162
Diluted net income per ordinary share, Class B ordinary shares not subject to redemption	$0.03	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM MARCH 12, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	—	—
Balance as of March 31, 2025	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(16,620)	(16,620)

Balance as of June 30, 2025	—	—	7,666,667	767	24,233	(16,620)	8,380

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,091,714)	(8,539,444)	(16,631,158)

Sale of 7,046,111 Private Placement Warrants	—	—	—	—	6,341,500	—	6,341,500

FV of Public Warrants at issuance	—	—	—	—	1,855,333	—	1,855,333

Allocated value of transaction costs to Class A shares	—	—	—	—	(129,352)	—	(129,352)

Net income	—	—	—	—	—	440,065	440,065
Balance as of September 30, 2025	—	$—	7,666,667	$767	$—	$(8,115,999)	$(8,115,232)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$423,445
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(585,241)
Payment of operation costs through promissory note	49,700
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,687)
Other receivable	25,000
Accrued expenses	52,528
Net cash used in operating activities	(61,255)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placements Warrants	6,341,500
Repayment of promissory note – related party	(151,636)
Payment of offering costs	(343,000)
Net cash provided by financing activities	231,246,864

Net Change in Cash and Cash Equivalents	1,185,609
Cash and Cash Equivalents – Beginning of period	—
Cash and Cash Equivalents – End of period	$1,185,609

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Prepaid services paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$101,936
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Spring Valley Acquisition Corp. III (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on March 12, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 12, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Spring Valley Acquisition III Sponsor, LLC (the “Sponsor”). The registration statements for the Company’s Initial Public Offering became effective on September 3, 2025. On September 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,046,111 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor and to Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) and Clear Street LLC (“Clear Street”), the representative of the underwriters of the Initial Public Offering, at a price of $0.90 per warrant, generating gross proceeds of $6,341,500. Of those 7,046,111 Private Placement Warrants, the Sponsor purchased 4,490,555 Private Placement Warrants and the underwriters purchased 2,555,556 Private Placement Warrants. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs amounted to $14,319,936, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee and $519,936 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the Permitted Withdrawals (as defined below) and any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering on September 5, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Securities, was held in a trust account (“Trust Account”) and invested or held only in (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 24 months after the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or such later time as provided for in any amendment to the Company’s Amended and Restated Memorandum and Articles of Association (an “Extension Period”), subject to applicable law, the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

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

The Initial Shareholders have agreed to (i) waive its redemption rights with respect to their private placement shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their private placement shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or during any Extension Period, subject to applicable law or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their private placement shares if the Company fails to complete the initial Business Combination within the prescribed timeframe. In addition, the Sponsor has agreed to vote any private placement shares held by it in favor of the initial Business Combination.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares are entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,185,609 in cash and cash equivalents held outside of the Trust Account and a working capital surplus of $1,084,768.

The Company’s liquidity needs to date were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 5), and loan from the Sponsor of $151,636 under the Note (as defined in Note 5) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on September 5, 2025, and the facility is no longer available.

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 5) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of September 30, 2025, and December 31, 2024, there was no Working Capital Loan outstanding.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statement.

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 5, 2025. The interim results for the three months ended September 30, 2025 and for the period from March 12, 2025 (Inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and $1,185,609 cash equivalents as of September 30, 2025.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2025, the assets held in the Trust Account were in money market funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants (as defined below) and Private Placement Warrants were charged to shareholders’ deficit as the Public and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(1,855,333)
Class A ordinary shares issuance cost	(14,190,584)
Plus:
Remeasurement of carrying value to redemption value	16,631,158
Class A ordinary shares subject to possible redemption, September 30, 2025	$230,585,241

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 7,666,667 Public Warrants and 7,046,111 Private Placement Warrants currently outstanding as of September 30, 2025.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the nine months ended September 30, 2025 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

For the Period from
	For the Three Months Ended		March 12, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
	Class A ordinary		Class A ordinary
	shares	Class B ordinary	shares	Class B ordinary
	subject to	shares not	subject to	shares not
	possible	subject to	possible	subject to
	redemption	redemption	redemption	redemption
Basic net income per share:
Numerator:
Allocation of net income	$209,699	$230,366	$125,076	$298,369
Denominator:
Basic weighted-average shares outstanding	6,318,681	6,941,392	2,846,535	6,790,429
Basic net income per ordinary share	$0.03	$0.03	$0.04	$0.04

For the Period from
	For the Three Months Ended		March 12, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
		Non-		Non-
	Redeemable	Redeemable	Class A	Redeemable
	Class A	Class A and B	Redeemable	Class A and B
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Diluted net income per share:
Numerator:
Allocation of net income	$198,825	$241,240	$120,974	$302,471
Denominator:
Diluted weighted-average shares outstanding	6,318,681	7,666,667	2,846,535	7,117,162
Diluted net income per ordinary share	$0.03	$0.03	$0.04	$0.04

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Securities were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Securities held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 28, 2025, the Sponsor and independent directors (“Initial Shareholders”) paid $25,000 to cover the Company’s offering and formation costs in exchange for 5,750,000 Class B ordinary shares (the “Founder Shares”) issued to the Initial Shareholders. On August 15, 2025, the Company effected an approximately 1 to 1.33 share split and upon completion of the share split, each of the independent directors transferred 13,333 Founder Shares to the Sponsor for an amount of $43.48. As a result, the Sponsor currently holds 7,546,667 Founder Shares, and each of the independent directors currently holds 40,000 Founder Shares for an aggregate of 7,666,667 Founder Shares. All share and per share data has been retrospectively presented.

The Founder Shares include an aggregate of up to 1,000,000 shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On September 5, 2025, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

On March 28, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2025, the borrowings of $151,636 under the Promissory Note have been paid simultaneously with the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Administrative Services Agreement

Commencing on September 3, 2025, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for office space and administrative support. The Company incurred $30,000 in such fees included as general and administrative expenses on the accompanying statements of operations for the three months ended September 30, 2025 and for the period from March 12, 2025 (inception) through September 30, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.09 per warrant. As of September 30, 2025, there are no Working Capital Loans outstanding.

NOTE 6. COMMITMENTS

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. On September 5, 2025, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 5), of which an aggregate of up to 1,000,000 shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 5, 2025, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

Warrants — As of September 30, 2025, there were 14,712,778 Warrants outstanding, including 7,666,667 of Public Warrants and 7,046,111 of Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•in whole and not in part;

•at a price of $0.01 per Public Warrant;

•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its Initial Business Combination on the date of the completion of its Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the“Market Value”) is below $9.20 per share, the exercise price of the public warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the public warrants is $1,855,333 or $0.24 per public warrant. The fair value of public warrants was determined using Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

September 5, 2025
Underlying stock price	$9.92
Exercise price	$11.50
Volatility	4.0%
Remaining term (years)	7.01
Risk-free rate	3.73%
Black-Scholes value	$1.14
Pre-adjusted value per share	$1.14
Implied market value adjustment	21.20%

At September 30, 2025, assets held in the Trust Account were comprised of $230,585,241 in money market funds which are invested primarily in U.S. Treasury Securities.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$230,585,241

NOTE 9. SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following.

September 30, 2025
Investments held in Trust Account	$230,585,241
Cash and cash equivalents	$1,185,609

		For the Period
		from March 12,
	For the	2025 (inception)
	Three Months Ended	through
	September 30,	September 30,
	2025	2025
General and administrative expenses	$145,176	$161,796
Interest earned on investments held in Trust Account	$585,241	$585,241

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Spring Valley Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Spring Valley Acquisition III Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on March 12, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $440,065, which consists of interest income on marketable securities held in the Trust Account of $585,241, offset by operating costs of $145,176.

For the period from March 12, 2025 (inception) through September 30, 2025, we had a net income of $423,445, which consists of interest income on marketable securities held in the Trust Account of $585,241, offset by operating costs of $161,796.

Liquidity and Capital Resources

On September 5, 2025, we completed the Initial Public Offering of 23,000,000 Units, at $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 7,046,111 Private Placement Warrants at a price of $0.90 per warrant to the Sponsor, generating gross proceeds of $6,341,500.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,319,936 of transaction costs, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee and $519,936 of other offering costs.

For the period from March 12, 2025 (inception) through September 30, 2025, cash used in operating activities was $61,255. Net income of $423,445 was affected by interest earned on marketable securities held in the Trust Account of $585,241 and payment of operation costs through promissory note of $49,700. Changes in operating assets and liabilities provided $50,841 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $230,585,241. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,185,609. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.09 per warrant , at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $30,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on September 3, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 5, 2025, we consummated the Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Cohen & Company Capital Markets acted as lead book-running manager and Clear Street acted as joint book-runner, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-289294). The Securities and Exchange Commission declared the registration statements effective on September 3, 2025.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 7,046,111 Private Placement Warrants at a price of $0.90 per warrant, generating total proceeds of $6,341,500. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $14,319,936, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee and $519,936 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

During the nine months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated September 3, 2025, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated September 3, 2025, among the Company, its directors and officers and Spring Valley Acquisition III Sponsor, LLC. (1)
10.2	Investment Management Trust Agreement, dated September 3, 2025, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated September 3, 2025, among the Company and certain security holders. (1)
10.4	Private Placement Warrants Subscription Agreement, dated September 3, 2025, between the Company and Spring Valley Acquisition III Sponsor, LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated September 3, 2025, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated September 3, 2025, between the Company and Clear Street LLC. (1)
10.7	Administrative Services Agreement, dated September 3, 2025, between the Company and Spring Valley Acquisition III Sponsor, LLC. (1)
10.8	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-289294), filed with the SEC on August 18, 2025). (1)
10.9	Underwriting Agreement, dated September 3, 2025, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING VALLEY ACQUISITION CORP. III

Date: November 13, 2025	By:	/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Jeff Schramm
	Name:	Jeff Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)