Form 10-Q
period 2026-03-31
Spring Valley Acquisition Corp. III
filed 2026-05-15
CIK 2074850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42822

SPRING VALLEY ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4030 Maple Avenue, Suite 500

Dallas, Texas 75219

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

As of May 13, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and changed Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Part III. Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$665,383	$749,812
Prepaid expenses	157,964	100,885
Due from Sponsor	4,800	—
Total current assets	828,147	850,697
Long-term prepaid insurance	27,938	48,155
Investments held in Trust Account	234,715,684	232,809,646
Total Assets	$235,571,769	$233,708,498

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	26,068	27,134
Advance from related party	500	500
Total current liabilities	101,568	102,634
Subscription agreement liability	425,184,274	—
Deferred Underwriting Fee	9,200,000	9,200,000
Total Liabilities	434,485,842	9,302,634

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.20 and $10.12 per share at March 31, 2026 and December 31, 2025, respectively	234,613,358	232,669,164

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding at March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(433,528,198)	(8,264,067)
Total Shareholders’ Deficit	(433,527,431)	(8,263,300)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,571,769	$233,708,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

For the Three
Months Ended
March 31,
2026
General and administrative expenses	$182,183
Loss from operations	(182,183)

Other income (expense):
Subscription agreement expense	(425,184,274)
Interest earned on investments held in Trust Account	2,046,520
Other expense	(423,137,754)

Net loss	$(423,319,937)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(13.80)
Basic and diluted average shares outstanding of Class B ordinary shares not subject to redemption	7,666,667
Basic and diluted net loss per ordinary share, Class B ordinary shares not subject to redemption	$(13.80)

*For the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited) the Company did not have any activity.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND

FOR THE PERIOD FROM MARCH 12, 2025 (INCEPTION) TO MARCH 31, 2025

(UNAUDITED)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	—	$—	7,666,667	$767	$—	$(8,264,067)	$(8,263,300)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,944,194)	(1,944,194)

Net loss	—	—	—	—	—	(423,319,937)	(423,319,937)
Balance as of March 31, 2026 (unaudited)	—	$—	7,666,667	$767	$—	$(433,528,198)	$(433,527,431)

	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	—	—
Balance as of March 31, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three
Months Ended
March 31, 2026
Cash Flows from Operating Activities:
Net loss	$(423,319,937)
Adjustments to reconcile net income to net cash used in operating activities:
Subscription agreement expense	425,184,274
Interest earned on investments held in Trust Account	(2,046,520)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57,079)
Long-term prepaid insurance	20,217
Accrued expenses	(1,066)
Net cash used in operating activities	(220,111)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	140,482
Net cash provided by investing activities	140,482

Cash Flows from Financing Activities:
Due from Sponsor	(4,800)
Net cash used in financing activities	(4,800)

Net Change in Cash and Cash Equivalents	(84,429)
Cash and Cash Equivalents – Beginning of period	749,812
Cash and Cash Equivalents – End of period	$665,383

*For the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited) the Company did not have any activity

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Spring Valley Acquisition Corp. III (the “Company” or “SVIII”) is a blank check company incorporated as a Cayman Islands exempted corporation on March 12, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

On January 19, 2026, 1573562 B.C. Ltd. (“Newco”) a British Columbia limited company and a wholly-owned direct subsidiary of the Company was formed.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 12, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination, as discussed below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Initial Business Combination

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $665,383 in cash and cash equivalents held outside of the Trust Account and a working capital surplus of $726,579.

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

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 5) as may be required

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

(of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2026, there was no Working Capital Loan outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these unaudited condensed consolidated financial statements. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

On January 19, 2026, 1573562 B.C. Ltd. (“Newco”) a British Columbia limited company and a wholly-owned direct subsidiary of the Company was formed.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $665,383 in cash and $749,812 cash equivalents as of March 31, 2026 and December 31, 2025.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2026, the assets held in the Trust Account were in money market funds.

The Company has the right to withdraw funds for working capital limited to up to 5% of the interest earned on the Trust Account, as of March 31, 2026 and December 31, 2025 the Company has $140,482 available for withdrawal and has not withdrawn any funds from the Trust Account for working capital.

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. The Company has the right to withdraw funds for working capital limited to up to 5% of the interest earned on the Trust Account. As of March 31, 2026 and December 31, 2025 the Company has $140,482 available for withdrawal and has not withdrawn any funds from the Trust Account for working capital. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balances sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(1,855,333)
Class A ordinary shares issuance cost	(14,190,584)
Plus:
Remeasurement of carrying value to redemption value	18,715,081
Class A ordinary shares subject to possible redemption, December 31, 2025	232,669,164
Plus:
Remeasurement of carrying value to redemption value	1,944,194
Class A ordinary shares subject to possible redemption, March 31, 2026	$234,613,358

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 7,666,667 Public Warrants and 7,046,111 Private Placement Warrants currently outstanding as of March 31, 2026 and December 31, 2025.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The subscription agreement liability meets the criteria for derivative liability classification. As such, the subscription agreement liability is recorded at its initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the derivative liability is recognized as anon-cash gain or loss on the consolidated statements of operations. The fair value of the subscription agreement liability is discussed in Note 8.

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the period from March 12, 2025 (inception) through March 31, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended
	March 31, 2026
	Class A ordinary
	shares	Class B ordinary
	subject to	shares not
	possible	subject to
	redemption	redemption
Basic and diluted net income per share:
Numerator:
Allocation of net income	$(317,489,949)	$(105,829,988)
Denominator:
Basic and diluted weighted-average shares outstanding	23,000,000	7,666,667
Basic and diluted net income per ordinary share	$(13.80)	$(13.80)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 5, 2025, the Company sold 23,000,000 Units, including 3,000,000 Units for the full close of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

On January 21, 2026, the sponsor has agreed to forfeit 15% of its founder shares of the Company simultaneously and in connection with the consummation of the Company’s business combination with General Fusion, Inc.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Administrative Services Agreement

Commencing on September 3, 2025, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for office space and administrative support. The Company incurred and paid $90,000 and $0 in such fees included as general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.90 per warrant. As of March 31, 2026, there are no Working Capital Loans outstanding.

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On January 21, 2026, the underwriters agree to forfeit, simultaneously and in connection with the consummation of the Business Combination with General Fusion Inc., an aggregated pro-rata portion (or as otherwise agreed amongst the Underwriters) of 15% of their private placement warrants, equal to an aggregate of 383,333 private placement warrants. This agreement is conditioned upon the closing of the General Fusion Inc. Business Combination, as the Business Combination is not considered probably as of this filing, no adjustments have been made to the accompanying unaudited condensed consolidated financial statements.

Initial Business Combination

On January 21, 2026, SVIII entered into the Business Combination Agreement with General Fusion and NewCo. In connection with the Closing, it is expected that SVIII will change its name to “General Fusion Inc.”

Subject to its terms and conditions, the Business Combination Agreement provides, among other things, that (1) at least one business day prior to the Closing Date, SVIII will continue from the Cayman Islands to British Columbia, (2) on the Closing Date, NewCo will amalgamate with and into General Fusion, with NewCo surviving the Amalgamation as a wholly-owned subsidiary of New SVIII, pursuant to an arrangement under the applicable provisions of the BCBCA and the Plan of Arrangement, and (3) New SVIII will adopt the Restated Articles.

Concurrently with the execution and delivery of the Business Combination Agreement, SVIII, General Fusion and the Sponsor entered into a the Sponsor Letter pursuant to which, among other things (1) the Sponsor agreed to vote all Founder Shares held by it in favor of the Business Combination Agreement, the Business Combination and related proposals, (2) the Sponsor agreed that, at the Closing, it will forfeit 1,000,000 Founder Shares and, in connection therewith, SVIII agreed to issue to the Sponsor an aggregate of 1,000,000 Earnout Shares, (3) the Sponsor agreed to transfer, directly or constructively, an aggregate of 1,250,000 Founder Shares to certain investors in General Fusion’s most recent simple agreements for future equity financing round, and (4) the parties agreed that if SVIII obtains working capital loans from the Sponsor or an affiliate to finance transaction costs related to the Business Combination, up to $1,500,000 of such loans may be converted into warrants to purchase Common Shares for an exercise price of $0.90 per share, at the Sponsor’s option.

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Also pursuant to the terms of the Business Combination Agreement, at the Closing, certain Company securityholders will enter into the Lock-Up Agreements, pursuant to which, among other things, each such securityholder will agree not to sell, for a period of 180 days following the Closing (subject to certain exceptions), the Common Shares held by such securityholder immediately after the effective time of the Business Combination, on the terms and subject to the conditions set forth in the Lock-Up Agreement. In addition, the Sponsor and the other parties to the letter agreement entered into by such parties with SVIII in connection with SVIII’s initial public offering will enter into an amendment to such letter agreement to change the lock-up period in such letter agreement to six months after the Closing Date.

Subscription Agreement Liability

In connection with the transactions contemplated by the Business Combination Agreement, on January 21, SVIII and General Fusion entered into separate Subscription Agreements with the Anchor PIPE Investor. Pursuant to the Subscription Agreements, the Investors have agreed, among other things, to purchase an aggregate of 10,556,367 units of General Fusion at a price of $10.20 per unit, each unit comprising (1) one convertible preferred share of General Fusion having the rights, preferences and privileges set forth in the Restated Articles and (2) one warrant exercisable for a Common Share at a price of $12.00 per share, in a private placement to be consummated on the Closing Date, prior to the Amalgamation. The Subscription Agreement was analyzed under ASC 815-40 and it was determined equity classification is precluded, as such the Company will record a liability that is equal to the fair value of the Subscription Agreement and revalue the Subscription Agreement liability each reporting period. As of March 31, 2026, the Company recorded a liability in connection with the Subscription Agreements of $425,184,274 on the accompanying condensed consolidated balance sheet and a subscription agreement expense of $425,184,274 within the accompanying condensed consolidated statement of operations.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 5), of which an aggregate of up to 1,000,000 shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 5, 2025, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 14,712,778 Warrants outstanding, including 7,666,667 of Public Warrants and 7,046,111 of Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

At March 31, 2026, assets held in the Trust Account were comprised of $234,715,684 in money market funds which are invested primarily in U.S. Treasury Securities.

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$234,715,684
Liability:
Subscription agreement liability	3	$425,184,274

Description	Level	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$232,809,646

The subscription agreement liability was accounted for as a liability in accordance with ASC 815-40 and is presented on the condensed consolidated balance sheets as of March 31, 2026. The subscription agreement liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of subscription agreement liability in the condensed consolidated statement of operations. The value of the subscription agreement at January 21, 2026 (inception of subscription agreement) and March 31, 2026 was determined to be immaterially different, as such the Company has not presented a change in fair value within the accompanying condensed consolidated statement of operations.

The subscription agreement contains both series A preferred shares and warrants. The warrants were valued using a Monte Carlo Simulation which is a Level 3 fair value measurement. To value the series A preferred shares a Lattice Model was which is a Level 3 fair value measurement.

The key inputs into the Monte Carlo Simulation for the warrants contained within the subscription agreement liability were as follows:

March 31,
2026
Underlying stock price	$10.00
Term (years)	5.00
Risk-free rate	3.85%
Volatility	89.7%

The key inputs into the Lattice Model for the series A preferred shares contained within the subscription agreement liability were as follows:

March 31,
2026
Underlying stock price	$10.00
Term (years)	10.00
Risk-free rate	4.21%
Volatility	78.4%
Dividend rate	12.00%

Subscription Agreement
Liability
Fair value of warrants as of March 31, 2026	$98,629,981
Fair value of series A preferred shares as of March 31, 2026	326,554,293
Total fair value as of March 31, 2026	$425,184,274

SPRING VALLEY ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

	March 31, 2026	December 31, 2025
Investments held in Trust Account	$234,715,684	$232,809,646
Cash and cash equivalents	$665,383	$749,812

For the
Three Months Ended
March 31,
2026
General and administrative expenses	$182,184
Interest earned on investments held in Trust Account	$2,046,520

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 29, 2026, the Company withdrew $102,326 from the Trust Account for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “SVIII” or the “Company” refer to Spring Valley Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Spring Valley Acquisition III Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Subject to its terms and conditions, the Business Combination Agreement provides, among other things, that (1) at least one business day prior to the Closing Date, SVIII will continue from the Cayman Islands to British Columbia (the “Continuation”), (2) on the Closing Date, NewCo will amalgamate with and into General Fusion (the “Amalgamation”), with NewCo surviving the Amalgamation as a wholly-owned subsidiary of New SVIII, pursuant to an arrangement under the applicable provisions of the BCBCA and the Plan of Arrangement, and (3) New SVIII will adopt the Restated Articles.

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

Subscription Agreement Liability

In connection with the transactions contemplated by the Business Combination Agreement, on January 21, SVIII and General Fusion entered into separate Subscription Agreements with the Anchor PIPE Investor. Pursuant to the Subscription Agreements, the Investors have agreed, among other things, to purchase an aggregate of 10,556,367 units of General Fusion at a price of $10.20 per unit, each unit comprising (1) one convertible preferred share of General Fusion having the rights, preferences and privileges set forth in the Restated Articles and (2) one warrant exercisable for a Common Share at a price of $12.00 per share, in a private placement to be consummated on the Closing Date, prior to the Amalgamation. The Subscription Agreement was analyzed under ASC 815-40 and it was determined equity classification is precluded, as such the Company will record a liability that is equal to the fair value of the Subscription Agreement and revalue the Subscription Agreement liability each reporting period. As of March 31, 2026, the Company recorded a liability in connection with the Subscription Agreements of $425,184,274 on the accompanying condensed consolidated balance sheet and a subscription agreement expense of $425,184,274 within the accompanying condensed consolidated statements of operations.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $423,319,937, which consists of subscription agreement expense of $425,184,274 and operating costs of $182,184, partially offset by interest income on marketable securities held in the Trust Account of $2,046,520.

For the period from March 12, 2025 (inception) through March 31, 2025, the Company did not have any activity.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2026, cash used in operating activities was $220,111. Net loss of $423,319,937 was affected by interest earned on marketable securities held in the Trust Account of $2,046,520 and subscription agreement expense of $425,184,274. Changes in operating assets and liabilities provided $37,928 of cash for operating activities.

For the period from March 12, 2025 (inception) through March 31, 2025, the Company did not have any activity.

As of March 31, 2026, we had marketable securities held in the Trust Account of $234,715,684. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $665,383. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.90 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these unaudited condensed consolidated financial statements. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

During the nine months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)
10.1	Business Combination Agreement, dated January 21, 2026. (1)
10.2	Sponsor Letter Agreement, dated January 21, 2026. (1)
10.3	Voting and Support Agreement, dated January 21, 2026. (1)
10.4	Form of Registration Rights Agreement. (1)
10.5	Form of Lock-Up Agreement. (1)
10.6	Form of Subscription Agreement, dated January 21, 2026. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 23, 2026 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING VALLEY ACQUISITION CORP. III

Date: May 14, 2026	By:	/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jeff Schramm
	Name:	Jeff Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)