Form 10-Q/A
period 2026-03-31
General Fusion Group Ltd.
filed 2026-09-04
CIK 2074850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42822

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

(Exact Name of Registrant as Specified in Its Charter)

Not applicable	British Columbia
(Translation of Registrant’s name into English)	(Jurisdiction of incorporation or organization)

Greg Twinney

6020 Russ Baker Way

Richmond, BC V7B 1B4

Canada

(Address of principal executive offices)

(604) 439-3003

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	GFUZ	The Nasdaq Stock Market LLC
Warrants	GFUZW	The Nasdaq Stock Market LLC

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

As of September 3, 2026, there were 53,132,058 Subordinate Voting Shares outstanding, 10,416,663 Multiple Voting Shares outstanding (each convertible into one Subordinate Voting Share), issued and outstanding.

SPRING VALLEY ACQUISITION CORP. III

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	3
Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited)	5
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and for the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	32
Item 4. Controls and Procedures	32
Part II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	35
Part III. Signatures	36

EXPLANATORY NOTE

Spring Valley Acquisition Corp. III (N/K/A General Fusion Group Ltd.) (the “Company,” “SVIII,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2026 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 originally filed with the Securities and Exchange Commission on May 15, 2026.

Background of Restatement

Management identified an error in the accounting for the Company’s subscription agreement liability as of and for the three months ended March 31, 2026. Specifically, the subscription agreement liability was measured using certain valuation inputs that were incorrect, resulting in a misstatement of the liability and the related impacts on the Company’s financial statements.

Upon further review, and in consultation with the Company’s independent registered public accounting firm, management determined that the subscription agreement liability should have been measured using assumptions and inputs that more accurately reflected the terms and conditions of the underlying subscription agreement. As a result, the subscription agreement liability reported in the Company’s previously issued condensed consolidated balance sheet as of March 31, 2026 was overstated by approximately $411.3 million, and net loss reported in the Company’s previously issued condensed consolidated statement of operations for the three months ended March 31, 2026 was overstated by the same amount. The correction also affected related amounts in the condensed consolidated statement of shareholders’ equity (deficit) and certain non-cash adjustments within the reconciliation of net loss to net cash used in operating activities in the condensed consolidated statement of cash flows. The restatement had no impact on the Company’s cash position or on net cash used in or provided by operating, investing, or financing activities for the three months ended March 31, 2026.

Restatement of Previously Issued Financial Statements

Management evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that the misstatement was material to the Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2026. Accordingly, the Company’s Board of Directors on the recommendation of the Audit Committee, after consultation with management, concluded that the Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2026, as included in the original filing, should no longer be relied upon, and that such financial statements should be restated. The Company previously disclosed this conclusion in a current report on Form 6-K filed with the Securities Exchange Commission on August 18, 2026.

This Amendment restates the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2026 to correct the error described above. The effects of the restatement on the affected line items of the previously issued condensed consolidated financial statements are summarized in Note 2, “Restatement of Previously Issued Financial Statements,” to the condensed consolidated financial statements included in this Amendment. The error did not affect the Company’s financial statements for any other period.

Internal Control Considerations

In connection with the restatement, management identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of review controls over the valuation of complex financial instruments. As a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026. The material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. See Part I, Item 4, “Controls and Procedures,” of this Amendment for additional information.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
	(Restated)
Assets
Current assets
Cash and cash equivalents	$665,383	$749,812
Prepaid expenses	157,964	100,885
Due from Sponsor	4,800	—
Total current assets	828,147	850,697
Long-term prepaid insurance	27,938	48,155
Investments held in Trust Account	234,715,684	232,809,646
Total Assets	$235,571,769	$233,708,498

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	26,068	27,134
Advance from related party	500	500
Total current liabilities	101,568	102,634
Subscription agreement liability	13,854,870	—
Deferred Underwriting Fee	9,200,000	9,200,000
Total Liabilities	23,156,438	9,302,634

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.20 and $10.12 per share at March 31, 2026 and December 31, 2025, respectively	234,613,358	232,669,164

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding at March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(22,198,794)	(8,264,067)
Total Shareholders’ Deficit	(22,198,027)	(8,263,300)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,571,769	$233,708,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(RESTATED)

For the Three
Months Ended
March 31,
2026
General and administrative expenses	$182,183
Loss from operations	(182,183)

Other income (expense):
Change in fair value of subscription agreement liability	(13,854,870)
Interest earned on investments held in Trust Account	2,046,520
Other expense	(11,808,350)

Net loss	$(11,990,533)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.39)
Basic and diluted average shares outstanding of Class B ordinary shares not subject to redemption	7,666,667
Basic and diluted net loss per ordinary share, Class B ordinary shares not subject to redemption	$(0.39)

*For the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited) the Company did not have any activity.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (RESTATED) AND

FOR THE PERIOD FROM MARCH 12, 2025 (INCEPTION) TO MARCH 31, 2025

(UNAUDITED)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	—	$—	7,666,667	$767	$—	$(8,264,067)	$(8,263,300)

Accretion for common stock to redemption amount	—	—	—	—	—	(1,944,194)	(1,944,194)

Net loss	—	—	—	—	—	(11,990,533)	(11,990,533)
Balance as of March 31, 2026 (unaudited)	—	$—	7,666,667	$767	$—	$(22,198,794)	$(22,198,027)

	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 12, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	—	—
Balance as of March 31, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(RESTATED)

For the Three
Months Ended
March 31, 2026
Cash Flows from Operating Activities:
Net loss	$(11,990,533)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of subscription agreement liability	13,854,870
Interest earned on investments held in Trust Account	(2,046,520)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57,079)
Long-term prepaid insurance	20,217
Accrued expenses	(1,066)
Net cash used in operating activities	(220,111)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	140,482
Net cash provided by investing activities	140,482

Cash Flows from Financing Activities:
Due from Sponsor	(4,800)
Net cash used in financing activities	(4,800)

Net Change in Cash and Cash Equivalents	(84,429)
Cash and Cash Equivalents – Beginning of period	749,812
Cash and Cash Equivalents – End of period	$665,383

*For the period from March 12, 2025 (inception) through March 31, 2025 (Unaudited) the Company did not have any activity

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Spring Valley Acquisition Corp. III (N/K/A General Fusion Group Ltd.) (the “Company” or “SVIII”) is a blank check company incorporated as a Cayman Islands exempted corporation on March 12, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

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

(N/K/A GENERAL FUSION GROUP LTD.)

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

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

(N/K/A GENERAL FUSION GROUP LTD.)

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares are entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.00).

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company’s liquidity needs to date were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 6), and loan from the Sponsor of $151,636 under the IPO Note (as defined in Note 6) and the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the IPO Note in full on September 5, 2025, and the facility is no longer available.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In addition, in order to finance the transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team, or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 6) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants). As of March 31, 2026, there was no Working Capital Loan outstanding.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management identified an error in the accounting for the Company’s subscription agreement liability as of and for the three months ended March 31, 2026. Specifically, the subscription agreement liability was measured using certain incorrect valuation inputs, resulting in an incorrect valuation of the liability and the related impact on the Company’s financial statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Upon further review, management determined that the subscription agreement liability should have been measured using assumptions and inputs that more accurately reflected the terms and conditions of the underlying Subscription Agreements. As a result, the fair value of the subscription agreement liability reported in the Company’s previously issued condensed consolidated balance sheet as of March 31, 2026, was overstated by $411,329,404, with a corresponding overstatement of net loss in the condensed consolidated statement of operations and related effects on the condensed consolidated statement of shareholders’ equity (deficit) and on non-cash amounts within the condensed consolidated statement of cash flows for the three months ended March 31, 2026.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables:

	As filed	Adjustment	As Restated
Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited)
Subscription agreement liability	$425,184,274	$(411,329,404)	$13,854,870
Total Liabilities	$434,485,842	$(411,329,404)	$23,156,438
Accumulated deficit	$(433,528,198)	$411,329,404	$(22,198,794)
Shareholders’ deficit	$(433,527,431)	$411,329,404	$(22,198,027)

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) as of March 31, 2026 (unaudited)
Net loss	$(423,319,937)	$411,329,404	$(11,990,533)
Accumulated deficit	$(433,528,198)	$411,329,404	$(22,198,794)
Shareholders’ deficit	$(433,527,431)	$411,329,404	$(22,198,027)

Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 (unaudited)
Change in the fair value of subscription agreement liability	$(425,184,274)	$411,329,404	$(13,854,870)
Net loss	$(423,319,937)	$411,329,404	$(11,990,533)
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(13.80)	$13.41	$(0.39)
Basic and diluted net loss per ordinary share, Class B ordinary shares not subject to redemption	$(13.80)	$13.41	$(0.39)

Condensed Consolidated Statement of Cashflows for the three months ended March 31, 2026 (unaudited)
Net loss	$(423,319,937)	$411,329,404	$(11,990,533)
Subscription agreement liability	$425,184,274	$(411,329,404)	$13,854,870

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the subscription agreement liability, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Net Income per Ordinary Share (As Restated)

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

The following tables reflect the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended
	March 31, 2026
	Class A ordinary
	shares	Class B ordinary
	subject to	shares not
	possible	subject to
	redemption	redemption
Basic and diluted net income per share:
Numerator:
Allocation of net income	$(8,992,899)	$(2,997,634)
Denominator:
Basic and diluted weighted-average shares outstanding	23,000,000	7,666,667
Basic and diluted net income per ordinary share	$(0.39)	$(0.39)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 5, 2025, the Company sold 23,000,000 Units, including 3,000,000 Units for the full close of the underwriter’s over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

(N/K/A GENERAL FUSION GROUP LTD.)

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

NOTE 7. COMMITMENTS

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

(N/K/A GENERAL FUSION GROUP LTD.)

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

On January 21, 2026, the underwriters agree to forfeit, simultaneously and in connection with the consummation of the Business Combination with General Fusion, an aggregated pro-rata portion (or as otherwise agreed amongst the Underwriters) of 15% of their private placement warrants, equal to an aggregate of 383,333 private placement warrants. This agreement is conditioned upon the closing of the General Fusion Business Combination, as the Business Combination is not considered probably as of this filing, no adjustments have been made to the accompanying unaudited condensed consolidated financial statements.

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

(N/K/A GENERAL FUSION GROUP LTD.)

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

Subscription Agreement Liability (As Restated)

The Subscription Agreements obligate the Company to issue, and the PIPE Financing investors to purchase, the units, with the arrangement settling in its entirety or not at all. Pursuant to ASC 480-10-25-8, a financial instrument other than an outstanding share is classified as a liability if it embodies a conditional or unconditional obligation to transfer assets or issue equity shares. As the arrangement obligates the issuance of units containing preferred shares that are contingently redeemable at the holder’s option and liability-classified warrants, the arrangement represents a forward sale contract classified as a liability in accordance with ASC 480, accounted for as one unit of account during the interim period. Furthermore, the warrants are liability classified as they do not meet the indexation to own equity criteria per ASC 815-40 due to the existence of a specific exercise price resetting feature. The subscription agreement liability is measured at fair value at inception and remeasured at each reporting date, with changes in fair value recognized within change in fair value of subscription agreement liability in the condensed consolidated statements of operations, until the contract is settled or expires. Subsequent to June 30, 2026, the Subscription Agreements were settled on July 10, 2026 concurrently with the consummation of the transactions contemplated by the Business Combination Agreement, including the PIPE Financing. See Note 11. Subsequent Events

As of March 31, 2026, the Company recorded a liability in connection with the Subscription Agreements of $13,854,870 on the accompanying condensed consolidated balance sheet and a change in the fair value of subscription agreement liability of $13,854,870 within the accompanying condensed consolidated statement of operations.

NOTE 8. SHAREHOLDERS’ DEFICIT

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

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 6), of which an aggregate of up to 1,000,000 shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 5, 2025, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS (As Restated)

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$234,715,684
Liability:
Subscription agreement liability	3	$13,854,870

Description	Level	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$232,809,646

The subscription agreement liability was classified as a Level 3 fair value measurement, and its valuation required significant management judgment in selecting the valuation methodology and key inputs. As of March 31, 2026, the subscription agreement liability is valued using a Monte Carlo simulation model that incorporates both the redeemable convertible preferred shares and warrants deliverable under the Subscription Agreements, measured as a forward contract. The model relies on significant unobservable inputs, including equity volatility, yield assumption and estimated fair value of the post-Business Combination common shares issuable upon conversion of the preferred shares and exercise of the warrants. The valuation incorporated the contractual terms of the underlying instruments, including the conversion features and related price reset mechanisms, cumulative dividends payable in kind or in cash, the Company’s optional redemption right at declining premiums, the holders’ redemption rights, and anti-dilution protections. Changes in these unobservable inputs could have resulted in a significantly higher or lower fair value measurement.

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The fair value of the forward contract is measured as the fair value of the preferred shares and warrants to be issued under the Subscription Agreements, less the fixed consideration to be received. The fair values of the preferred shares and warrants contained within the Subscriptions Agreements were estimated using the Monte Carlo simulation method. The assumptions used to estimate the fair value of the preferred shares and warrants contained within the Subscription Agreements are set forth below:

	Initial	March 31,
	Recognition	2026
Estimated fair value of the post-Business Combination common shares	$7.52	$8.57
Expected term (years)	5.7	5.33
Risk-free rate	3.83%	3.88%
Expected volatility	80.0%	80.0%
Expected yield	50.0%	50.0%
Implied market adjustment	46.1%	46.1%

NOTE 10. SEGMENT INFORMATION

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

SPRING VALLEY ACQUISITION CORP. III

(N/K/A GENERAL FUSION GROUP LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS (As Restated)

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

On July 6, 2026, the Company held its extraordinary general meeting of shareholders in connection with the proposed Business Combination Agreement with General Fusion. The Company’s shareholders approved the Business Combination and related proposals. In connection with the shareholder vote, holders of 21,075,896 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account.

On July 10, 2026, the Company consummated its previously announced Business Combination Agreement with General Fusion, pursuant to which the Company transferred by way of continuation and deregistration from the Cayman Islands to the Province of British Columbia and became General Fusion Group Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “SVIII” or the “Company” refer to Spring Valley Acquisition Corp. III (N/K/A General Fusion Group Ltd.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Spring Valley Acquisition III Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis has been revised to reflect the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2026, as described in the Explanatory Note to this Amendment and in Note 2 to the condensed consolidated financial statements. All amounts discussed herein give effect to the restatement.

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

Subscription Agreement Liability

In connection with the transactions contemplated by the Business Combination Agreement, on January 21, SVIII and General Fusion entered into separate Subscription Agreements with the Anchor PIPE Investor. Pursuant to the Subscription Agreements, the Investors have agreed, among other things, to purchase an aggregate of 10,556,367 units of General Fusion at a price of $10.20 per unit, each unit comprising (1) one convertible preferred share of General Fusion having the rights, preferences and privileges set forth in the Restated Articles and (2) one warrant exercisable for a Common Share at a price of $12.00 per share, in a private placement to be consummated on the Closing Date, prior to the Amalgamation. The Subscription Agreement liability is measured at fair value at inception and remeasured at each reporting date, with changes in fair value recognized within change in fair value of subscription agreement liability in the condensed consolidated statements of operations, until the contract is settled or expires.

As of March 31, 2026, the Company recorded a liability in connection with the Subscription Agreements of $13,854,870 on the accompanying condensed consolidated balance sheet and a loss on the change in fair value of the subscription agreement liability of $13,854,870 within the accompanying condensed consolidated statements of operations.

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

For the three months ended March 31, 2026, we had a net loss of $11,990,533, which consists of a loss on the change in fair value of the subscription agreement liability of $13,854,870 and operating costs of $182,183, partially offset by interest income on marketable securities held in the Trust Account of $2,046,520.

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

For the three months ended March 31, 2026, cash used in operating activities was $220,111, primarily attributable to the payment of general and administrative expenses. Our net loss of $11,990,533 was principally driven by non-cash items, including the loss on the change in fair value of the subscription agreement liability of $13,854,870, partially offset by income earned on investments held in the Trust Account of $2,046,520, which was not available for operating activities. Changes in operating assets and liabilities provided $37,928 of cash for operating activities.

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

Subscription agreement liability

The Subscription Agreements obligate the Company to issue, and the PIPE Financing investors to purchase, the units, with the arrangement settling in its entirety or not at all. Pursuant to ASC 480-10-25-8, a financial instrument other than an outstanding share is classified as a liability if it embodies a conditional or unconditional obligation to transfer assets or issue equity shares. As the arrangement obligates the issuance of units containing preferred shares that are contingently redeemable at the holder’s option and liability-classified warrants, the arrangement represents a forward sale contract classified as a liability in accordance with ASC 480, accounted for as one unit of account during the interim period. Furthermore, the warrants are liability classified as they do not meet the indexation to own equity criteria per ASC 815-40 due to the existence of a specific exercise price resetting feature. The subscription agreement liability is measured at fair value at inception and remeasured at each reporting date, with changes in fair value recognized within change in fair value of subscription agreement liability in the condensed consolidated statements of operations, until the contract is settled or expires. Subsequent to June 30, 2026, the Subscription Agreements were settled on July 10, 2026 concurrently with the consummation of the transactions contemplated by the Business Combination Agreement, including the PIPE Financing.

As of March 31, 2026, the Company recorded a liability in connection with the Subscription Agreements of $13,854,870 on the accompanying condensed consolidated balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our controls were not effective, due to the material weakness in our internal control over financial reporting as described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 described in the Explanatory Note to this Amendment, management identified a material weakness in our internal control over financial reporting. Specifically, we did not maintain a sufficient complement of personnel with the requisite knowledge and experience in the application of U.S. GAAP relating to the accounting for and valuation of complex and non-routine financial instruments, and our review controls were not designed or operating effectively to evaluate the work of third-party accounting and valuation specialists engaged to assist with the recognition and measurement of such instruments.

This material weakness resulted in the misstatement of the recognition and measurement of the subscription agreement liability and the related adjustments to liabilities, shareholders’ equity (deficit), and change in fair value of the subscription agreement liability, as described in Note 2 to the accompanying financial statements.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Subsequent to the quarter ended March 31, 2026, on July 10, 2026, the Company consummated the Business Combination Agreement with General Fusion, which was accounted for as a reverse recapitalization with General Fusion treated as the accounting acquirer. In connection with the closing of the Business Combination, the officers and directors of SVIII were replaced by the officers and directors of General Fusion, and the Company’s current management team assumed responsibility for establishing and maintaining internal control over financial reporting for the combined company. The material weakness described above is being addressed within the control environment of the combined company.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K filed on September 8, 2025 with the SEC).
10.1	Business Combination Agreement, dated January 21, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2026 with the SEC).
10.2	Sponsor Letter Agreement, dated January 21, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2026 with the SEC).
10.3	Voting and Support Agreement, dated January 21, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 23, 2026 with the SEC).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 23, 2026 with the SEC).
10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 23, 2026 with the SEC).
10.6	Form of Subscription Agreement, dated January 21, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 23, 2026 with the SEC).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING VALLEY ACQUISITION CORP. III

Date: September 4, 2026	By:	/s/ Greg Twinney
	Name:	Greg Twinney
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2026	By:	/s/ Robert Crystal
	Name:	Robert Crystal
	Title:	Senior Vice President, Finance
(Principal Financial and Accounting Officer)